Form 10-Q
period 2021-06-30
Catalyst Partners Acquisition Corp.
filed 2021-08-13
CIK 1848410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 34,360,391 Class A ordinary shares, par value $0.0001 per share, and 10,308,117 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CATALYST PARTNERS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

	Condensed Statements Operations for the Three Months Ended June 30,2021 and for the Period from February 10, 2021 (Inception) Through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended June 30,2021 and for the Period from February 10, 2021 (Inception) Through June 30, 2021	3

	Condensed Statement of Cash Flows for period from February 10, 2021(inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021

Current assets:
Cash	$3,073,670
Prepaid expenses	1,279,469
Total current assets	4,353,139
Investments held in Trust Account	343,565,829
Total Assets	$347,918,968

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$37,275
Accrued expenses	449,943
Total current liabilities	487,218
Derivative warrant liabilities	31,857,235
Deferred underwriting commissions in connection with the initial public offering	12,026,137
Total Liabilities	44,370,590

Commitments and Contingencies

Class A ordinary shares; 29,854,837 shares subject to possible redemption at $10.00 per share	298,548,370

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,505,554 shares issued and outstanding (excluding 29,854,837 shares subject to possible redemption)	451
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 10,308,117 shares issued and outstanding	1,031
Additional paid-in capital	12,866,595
Accumulated deficit	(7,868,069)
Total shareholders’ equity	5,000,008
Total Liabilities and Shareholders’ Equity	$347,918,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the	February 10, 2021
	Three Months Ended	(inception) through
	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$532,883	$567,441
General and administrative expenses - related party	10,000	10,000
Loss from operations	(542,883)	(577,441)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	(799,221)	(799,221)
Income (loss) from investments held in trust	(38,081)	(38,081)
Change in fair value of derivative warrant liabilities	(2,429,299)	(2,429,299)
Loss upon issuance of private placement warrants	(4,024,027)	(4,024,027)
Net loss	$(7,833,511)	$(7,868,069)

Weighted average shares outstanding of Class A ordinary shares	31,341,659	31,141,037
Basic and diluted net income per share, Class A ordinary shares	$(0.00)	$(0.00)
Weighted average shares outstanding of Class B ordinary shares	9,402,498	9,293,018
Basic and diluted net income per share, Class B ordinary shares	$(0.83)	$(0.84)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the initial shareholders	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(34,558)	(34,558)
Balance - March 31, 2021 (unaudited)	—	—	10,350,000	1,035	23,965	(34,558)	(9,558)
Sale of units in initial public offering, less fair value of derivative warrant liabilities, gross	34,360,391	3,436	—	—	330,268,643	—	330,272,079
Offering costs	—	—	—	—	(18,880,632)	—	(18,880,632)
Common stock subject to possible redemption	(29,854,837)	(2,985)	—	—	(298,545,385)	—	(298,548,370)
Forfeiture of Class B Common Shares	—	—	(41,883)	(4)	4	—	—
Net loss	—	—	—	—	—	(7,833,511)	(7,833,511)
Balance - June 30, 2021 (unaudited)	4,505,554	$451	10,308,117	$1,031	$12,866,595	$(7,868,069)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISTION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(7,868,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in FV of Derivative Warrant Liability	2,429,299
Offering costs associated with derivative warrant liabilities	799,221
Loss upon issuance of private placement warrants	4,024,027
Income (loss) on investments held in the Trust Account	38,081
Changes in operating assets and liabilities:
Prepaid expenses	(1,279,469)
Accounts payable	37,275
Accrued expenses	374,943
Net cash used in operating activities	(1,444,692)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(343,603,910)
Net cash used in investing activities	(343,603,910)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Proceeds from note payable and advances from related party	1,200,000
Repayment of note payable and advances from related party	(1,200,000)
Proceeds received from initial public offering	343,603,910
Proceeds received from private placement	12,072,078
Offering costs paid	(7,578,716)
Net cash provided by financing activities	348,122,272

Net increase in cash	3,073,670

Cash - beginning of the period	—
Cash - ending of the period	$3,073,670

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$75,000
Deferred underwriting commissions in connection with the initial public offering	$12,026,137
Initial value of Class A ordinary shares subject to possible redemption	$262,274,450
Change in value of Class A ordinary shares subject to possible redemption	$36,273,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Catalyst Partners Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 10, 2021 (inception). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from February 10, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CAT Sponsor LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 17, 2021. On May 20, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriter a 45-day option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments. On June 3, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 4,360,391 Units generating gross proceeds of approximately $43.6 million (the “Over-Allotment”). The underwriters forfeited the balance of the option. The Company incurred additional offering costs of approximately $2.4 million in connection with the Over-Allotment (of which approximately $1.5 million was for deferred underwriting fees).

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

Upon the closing of the Initial Public Offering and the Private Placement, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company provides its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $3,074,000 in its operating bank account and working capital of approximately $3,866,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), proceeds of $300,000 under the Note (as defined in Note 4) and proceeds of $900,000 under the Second Note (as defined in Note 4). The Company repaid the Note balance of $300,000 upon closing of the Initial Public Offering. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2021 the recorded values of cash and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework, whereas the fair value of the Private Placement Warrants issued in conjunction with Initial Public Offering were estimated using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 29,854,837 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B Ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 26,992,209 shares of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For the Period from
	For the	February 10, 2021
	Three Months Ended	(inception) through
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income (loss) from investments held in Trust Account	$(38,081)	$(38,081)
Less: Company’s portion available to be withdrawn to pay taxes	—	—
Net income (loss) attributable to Class A ordinary shares	$(38,081)	$(38,081)
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	31,341,659	31,141,037
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.00)	$(0.00)

Class B ordinary shares
Numerator: Net loss minus net income (loss) allocable to Class A ordinary shares
Net loss	$(7,833,511)	$(7,868,069)
Net income (loss) allocable to Class A ordinary shares	38,081	38,081
Net loss attributable to Class B ordinary shares	$(7,795,430)	$(7,829,988)
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,402,498	9,293,018
Basic and diluted net loss per share, Class B ordinary shares	$(0.83)	$(0.84)

Income Taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 10, 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 20, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions. The Company granted the underwriters a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On June 3, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 4,360,391 Units generating gross proceeds of approximately $43.6 million. The underwriters forfeited the balance of the option. The Company incurred additional offering costs of approximately $2.4 million in connection with the Over-Allotment (of which approximately $1.5 million was for deferred underwriting fees).

Each Unit consists of one Class A ordinary share and one-fifth of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $20.00 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and will be exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On February 24, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of March 31, 2021 the Company borrowed approximately $300,000 under the Note. The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the repayment, the facility is no longer available to the Company.

In addition, on May 18, 2021 the Sponsor also advanced $900,000 to the Company pursuant to a promissory note (the “Second Note”). The Second Note is non-interest bearing, unsecured and due on May 18, 2023. The proceeds from the Second Note may offset the purchase price of any Private Placement Warrants the Sponsor purchases if the over-allotment option is exercised. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the repayment, the facility is no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.60 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company incurred expenses of $10,000 under this agreement. As of June 30, 2021, the Company had $10,000 accrued for services in connection with such agreement on the accompanying condensed balance sheet.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

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

NOTE 6. WARRANTS

As of June 30, 2021, the Company had 6,872,078 Public Warrants and 20,120,131 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except the Private Placement Warrants):

●	In whole and not in part;
●	at a price of $.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 4,504,554, Class A ordinary shares issued and outstanding excluding 29,854,837 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 10,308,117 Class B ordinary shares issued and outstanding (see Note 4).

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

		Significant
		Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$343,565,829	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$—	$13,950,318
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$17,906,917

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there were no transfers to/from Levels 1, 2, and 3.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in U.S Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants is measured using an Option Pricing Method. The fair value of the Private Placement Warrants is measured using Black-Scholes option pricing model. For the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company recognized a charge to the condensed unaudited statements of operations resulting from an increase in the fair value of liabilities of $2.4 million presented as change in fair value of derivative warrant liabilities and approximately of $4.0 million loss on issuance of private placement warrants on the accompanying unaudited condensed statements of operations.

The fair value of the Public Warrants is estimated using an Option Pricing Method in a risk-neutral framework (a special case of the Income Approach). For each modeled future price, the Warrant payoff is calculated based on contractual terms (incorporating any optimal early exercise/redemption), and then discounted at the term-matched risk-free rate. The value of Warrants is calculated at the probability -weighted present value over all future modeled periods.

The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants, if any, and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

	At initial
	issuance	6/30/2021
Exercise price	$11.50	$11.50
Stock price	$9.61	$9.69
Volatility	31.0%	32.0%
Term (years)	5.00	5.00
Estimate time to consummation of Business Combination (years)	1.00	0.88
Risk-free rate	1.26%	1.19%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, for the period from February 10, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative liabilities at February 10, 2021 (inception)	$—
Derivative liabilities at March 31, 2021 (Unaudited)	—
Issuance of Public and Private Warrants	26,573,334
Issuance of Public and Private Warrants - over-allotment	2,854,602
Change in fair value of derivative warrant liabilities	2,429,299
Derivative warrant liabilities at June 30, 201	$31,857,235

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

Catalyst Partners Acquisition Corp. is a blank check company incorporated as a Cayman Islands exempted company on February 10, 2021 (inception). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks with early stage and emerging growth companies.

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from February 10, 2021 (inception) through June 30, 2021 related to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below , and since the Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CAT Sponsor LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 17, 2021. On May 20, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriter a 45-day option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments. On June 3, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 4,360,391 Units generating gross proceeds of approximately $43.6 million (the “Over-Allotment”). The underwriters forfeited the balance of the option. The Company incurred additional offering costs of approximately $2.4 million in connection with the Over-Allotment (of which approximately $1.5 million was for deferred underwriting fees).

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

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended June 30, 2021, we had a net loss of approximately $7.8 million which consisted of general and administrative expenses of approximately $533,000, general and administrative expense – related party of $10,000, offering costs of approximately $799,000, loss from investments held in trust of approximately $38,000, change in fair value of derivative warrant liabilities of approximately $2.4 million, and loss upon issuance of private placement warrants of approximately $4 million.

For the period from February 10, 2021 (inception) through June 30, 2021, we had a net loss of approximately $7.9 million which consisted of general and administrative expenses of approximately $567,000, general and administrative expense – related party of $10,000, offering costs of approximately $799,000, loss from investments held in trust of approximately $38,000, change in fair value of derivative warrant liabilities of approximately $2.4 million, and loss upon issuance of private placement warrants of approximately $4 million.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $3,074,000 in its operating bank account and working capital of approximately $3,876,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), proceeds of $300,000 under the Note (as defined in Note 4) and proceeds of $900,000 under the Second Note (as defined in Note 4). The Company repaid the Note balance of $300,000 upon closing of the Initial Public Offering. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Other Contractual Obligations

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company incurred expenses of $10,000 under this agreement. As of June 30, 2021, the Company had $10,000 accrued for services in connection with such agreement on the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2021.

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework, whereas the fair value of the Private Placement Warrants issued in conjunction with Initial Public Offering were estimated using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 22,854,837 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B Ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 26,992,209 shares of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2021	CATALYST PARTNERS ACQUISTION CORP.

	By:	/s/ James I. Cash
	Name:	Dr. James I. Cash
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2021

	By:	/s/ Evan Sotiriou
	Name:	Evan Sotiriou
	Title:	Chief Operating Officer (Principal Financial and Accounting Officer)