Form 10-Q
period 2021-09-30
Catalyst Partners Acquisition Corp.
filed 2021-11-12
CIK 1848410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, 34,360,391 Class A ordinary shares, par value $0.0001 per share, and 10,308,117 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CATALYST PARTNERS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements Operations for the Three Months Ended September 30, 2021 and for the Period from February 10, 2021 (Inception) Through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2021 and for the Period from February 10, 2021 (Inception) Through September 30, 2021	3

	Condensed Statement of Cash Flows for period from February 10, 2021(inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

Assets
Current assets:
Cash	$2,995,669
Prepaid expenses	1,084,377
Total current assets	4,080,046
Investments held in Trust Account	343,617,373
Total Assets	$347,697,419

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$47,450
Accrued expenses	550,553
Total current liabilities	598,003
Derivative warrant liabilities	17,872,520
Deferred underwriting commissions in connection with the initial public offering	12,026,137
Total Liabilities	30,496,660

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 34,360,391 shares at $10.00 per share	343,603,910

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized;	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 10,308,117 shares issued and outstanding	1,031
Additional paid-in capital	—
Accumulated deficit	(26,404,182)
Total shareholders’ deficit	(26,403,151)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$347,697,419

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three	February 10, 2021
	Months Ended	(inception) through
	September 30, 2021	September 30, 2021

General and administrative expenses	$353,878	$921,319
General and administrative expenses - related party	30,000	40,000
Loss from operations	(383,878)	(961,319)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(799,221)
Income from investments held in Trust Account	51,544	13,463
Change in fair value of derivative warrant liabilities	13,984,713	11,555,414
Loss upon issuance of private placement warrants	—	(4,024,027)
Net income	$13,652,379	$5,784,310

Weighted average number outstanding of Class A ordinary shares, basic and diluted	34,360,391	20,936,622
Basic and diluted net income per share, Class A ordinary shares	$0.31	$0.19
Weighted average number outstanding of Class B ordinary shares, basic	10,308,117	9,723,383
Basic net income per share, Class B ordinary shares	$0.31	$0.19
Weighted average number outstanding of Class B ordinary shares, diluted	10,308,117	10,308,117
Diluted net income per share, Class B ordinary shares	$0.31	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the initial shareholders	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(34,558)	(34,558)
Balance - March 31, 2021 (unaudited)	—	—	10,350,000	1,035	23,965	(34,558)	(9,558)
Forfeiture of Class B ordinary shares	—	—	(41,883)	(4)	4	—	—
Accretion to Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,969)	(32,188,492)	(32,212,461)
Net loss	—	—	—	—	—	(7,833,511)	(7,833,511)
Balance – June 30, 2021 (unaudited)	—	—	10,308,117	1,031	—	(40,056,561)	(40,055,530)
Net income	—	—	—	—	—	13,652,379	13,652,379
Balance – September 30, 2021 (unaudited)	—	$—	10,308,117	$1,031	$—	$(26,404,182)	$(26,403,151)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$5,784,310
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,790,029)
General and administrative expenses paid in exchange for Class B ordinary shares	—
Loss upon issuance of private placement warrants	4,024,027
Income from investments held in the Trust Account	(13,463)
Changes in operating assets and liabilities:
Prepaid expenses	(1,084,377)
Accounts payable	47,450
Accrued expenses	475,552
Net cash used in operating activities	(1,556,531)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(343,603,910)
Net cash used in investing activities	(343,603,910)

Cash Flows from Financing Activities:
Proceeds from note payable and advances from related party	1,200,000
Repayment of note payable and advances from related party	(1,200,000)
Proceeds received from initial public offering	343,603,910
Proceeds received from private placement	12,072,078
Offering costs paid	(7,544,879)
Net cash provided by financing activities	348,131,109

Net increase in cash	2,970,669

Cash - beginning of the period	—
Cash - ending of the period	$2,970,669

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$75,000
Deferred underwriting commissions in connection with the initial public offering	$12,026,137

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from February 10, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of this unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

As of September 30, 2021, the Company had approximately $2,995,669 in its operating bank account and working capital of approximately $3,482,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), proceeds of $300,000 under the Note (as defined in Note 4) and proceeds of $900,000 under the Second Note (as defined in Note 4). The Company repaid the Note balance of $300,000 upon closing of the Initial Public Offering. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Quarterly Report on Form 10-Q, Current Report on Form 8-K and the final prospectus, filed by the Company with the SEC on August 13, 2021, May 26, 2021 and May 19, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company's unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff's guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders' equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.9 million in additional paid-in capital and a charge of approximately $28.4 million to accumulated deficit, as well as a reclassification of 3,425,875 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company's Form 8-K filed with the SEC on May 26, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of June 30, 2021, is a reclassification of $29.8 million, from total shareholders' equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the recorded values of cash and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering including exercise of over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the "Public Warrants") and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using an Option Pricing Method, whereas the fair value of the Private Placement Warrants issued in conjunction with Initial Public Offering were estimated using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,360,391 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 26,992,209 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Period from February 10, 2021
	September 30, 2021		(inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share:
Numerator:
Allocation of net income	$10,501,830	$3,150,549	$3,949,899	$1,834,411

Denominator:
Basic weighted average ordinary shares outstanding	34,360,391	10,308,117	20,936,622	9,723,383

Basic net income per ordinary share	$0.31	$0.31	$0.19	$0.19

			For the Period from February 10,
	For the Three Months Ended		2021 (inception) through September 30, 2021
	September 30, 2021		30, 2021
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$10,501,830	$3,150,549	$3,875,978	$1,908,332

Denominator:
Diluted weighted average ordinary shares outstanding	34,360,391	10,308,117	20,936,622	10,308,117

Diluted net income per ordinary share	$0.31	$0.31	$0.19	$0.19

Income Taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.60 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and $40,000, respectively, under this agreement. As of September 30, 2021, the Company had $40,000 accrued for services in connection with such agreement on the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2021.

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

NOTE 6. WARRANTS

As of September 30, 2021, the Company had 6,872,078 Public Warrants and 20,120,131 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company's Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company's Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,360,391 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$343,603,910
Less:
Fair value of Public Warrants at issuance	(13,331,831)
Offering costs allocated at Class A ordinary shares subject to possible redemption	(18,880,630)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,212,461
Class A common stock subject to possible redemption	$343,603,910

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — As of September 30, 2021, all Class A ordinary shares issued or outstanding are subject to possible redemption and as such are classified as temporary equity (see Note 5).

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 10,308,117 Class B ordinary shares issued and outstanding (see Note 4).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$343,617,373	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,841,266	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$12,031,254

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in July 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021.

Level 1 instruments include investments in U.S Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial fair value of the Public Warrants is measured using an Option Pricing Method. The fair value of the Private Placement Warrants is measured using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants' listed price in an active market was used as the fair value. For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company recognized a charge to the condensed unaudited statements of operations resulting from a decrease in the fair value of liabilities of $14.0 million and $11.6 million, respectively, presented as change in fair value of derivative warrant liabilities and approximately of $4.0 million loss on issuance of private placement warrants on the accompanying unaudited condensed statements of operations.

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

	At initial
	issuance	September 30, 2021
Exercise price	$20.00	$20.00
Stock price	$9.61	$9.73
Volatility	31.0%	28.0%
Term (years)	5.00	5.00
Estimate time to consummation of Business Combination (years)	1.00	0.63
Risk-free rate	1.26%	0.98%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities measured utilizing Level 3 inputs for three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at February 10, 2021 (inception)	$—
Derivative warrant liabilities at March 31, 2021 (Unaudited)	—
Issuance of Public and Private Warrants	26,573,334
Issuance of Public and Private Warrants - over-allotment	2,854,602
Change in fair value of derivative warrant liabilities	2,429,299
Derivative warrant liabilities at June 30, 2021	31,857,235
Transfer of Public Warrants to Level 1	(13,950,318)
Change in fair value of derivative warrant liabilities	(5,875,663)
Derivative warrant liabilities at September 30, 2021	$12,031,254

NOTE 10. SUBSEQUENT EVENTS

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from February 10, 2021 (inception) through September 30, 2021 related to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below , and since the Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2021, we had a net income of approximately $13,652,000, which consisted of approximately $52,000 income from investments held in the Trust Account and approximately $13,985,000 in the change of fair value of derivative warrant liabilities, which was partially offset by approximately $354,000 of general and administrative expenses and $30,000 of general and administrative expense - related party.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net income of approximately $5,784,000, which consisted of approximately $13,000 income from investments held in the Trust Account and $11,555,000 in the change of fair value of derivative warrant liabilities, which was offset by approximately $921,000 of general and administrative expenses, $40,000 of general and administrative expense - related party, approximately $799,000 in offering costs associated with derivative warrant liabilities and loss upon issuance of private placement warrants of approximately $4,024,000.

Liquidity

As of September 30, 2021, the Company had approximately $2,995,669 in its operating bank account and working capital of approximately $3,482,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), proceeds of $300,000 under the Note (as defined in Note 4) and proceeds of $900,000 under the Second Note (as defined in Note 4). The Company repaid the Note balance of $300,000 upon closing of the Initial Public Offering. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Other Contractual Obligations

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and $40,000, respectively, under this agreement. As of September 30, 2021, the Company had $40,000 accrued for services in connection with such agreement on the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2021.

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

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using an Option Pricing Method, whereas the fair value of the Private Placement Warrants issued in conjunction with Initial Public Offering were estimated using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 34,360,391 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 26,992,209 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2021	CATALYST PARTNERS ACQUISTION CORP.

	By:	/s/ James I. Cash
	Name:	Dr. James I. Cash
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2021

	By:	/s/ Paul Fielding
	Name:	Paul Fielding
	Title:	Chief Operating Officer (Principal Financial and Accounting Officer)