Form 10-Q
period 2022-06-30
Catalyst Partners Acquisition Corp.
filed 2022-08-15
CIK 1848410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 34,603,910 Class A ordinary shares, par value $0.0001 per share, and 10,308,117 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CATALYST PARTNERS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2021 and for the Period from February 10, 2021 (Inception) Through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from February 10, 2021 (Inception) Through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 10, 2021(Inception) Through June 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		30

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CATALYST PARTNERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$2,705,732	$2,969,044
Prepaid expenses	616,668	892,418
Total current assets	3,322,400	3,861,462
Investments held in Trust Account	344,161,565	343,652,115
Total Assets	$347,483,965	$347,513,577

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$101,237	$124,021
Accrued expenses	724,057	596,138
Total current liabilities	825,294	720,159
Derivative warrant liabilities	2,164,359	15,870,082
Deferred underwriting commissions in connection with the initial public offering	—	12,026,137
Total liabilities	2,989,653	28,616,378

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 34,360,391 shares at redemption value of approximately $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	344,061,565	343,603,910

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 10,308,117 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,031	1,031
Additional paid-in capital	—	—
Accumulated deficit	431,716	(24,707,742)
Total shareholders’ deficit	432,747	(24,706,711)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$347,483,965	$347,513,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period from
	For The Three Months Ended		For the Six	February 10, 2021
	June 30,		Months Ended	(Inception) Through
	2022	2021	June 30, 2022	June 30, 2021
General and administrative expenses	$260,819	$532,883	$584,197	$567,441
General and administrative expenses - related party	30,000	10,000	60,000	10,000
Loss from operations	(290,819)	(542,883)	(644,197)	(577,441)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(799,221)	—	(799,221)
Income (loss) from investments held in Trust Account	499,923	(38,081)	509,451	(38,081)
Change in fair value of derivative warrant liabilities	4,057,499	(2,429,299)	13,705,722	(2,429,299)
Gain from settlement of deferred underwriting commissions	12,026,137	—	12,026,137	—
Loss upon issuance of private placement warrants	—	(4,024,027)	—	(4,024,027)
Net income (loss)	$16,292,740	$(7,833,511)	$25,597,113	$(7,868,069)

Weighted average number outstanding of Class A ordinary shares, basic and diluted	34,360,391	15,187,813	34,360,391	9,802,063
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.36	$(0.32)	$0.57	$(0.44)
Weighted average number outstanding of Class B ordinary shares, basic and diluted	10,308,117	9,402,498	10,308,117	8,238,491
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.36	$(0.32)	$0.57	$(0.44)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	10,308,117	$1,031	$—	$(24,707,742)	$(24,706,711)
Net income	—	—	—	—	—	9,304,373	9,304,373
Balance - March 31, 2022 (Unaudited)	—	—	10,308,117	1,031	—	(15,403,369)	(15,402,338)
Net income	—	—	—	—	—	16,292,740	16,292,740
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(457,655)	(457,655)
Balance – June 30, 2022 (Unaudited)	—	$—	10,308,117	$1,031	$—	$431,716	$432,747

For the Three Months Ended June 30, 2021 and for The Period From February 10, 2021 (Inception) Through
June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the initial shareholders	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(34,558)	(34,588)
Balance - March 31, 2021 (unaudited)	—	—	10,350,000	1,035	23,965	(34,558)	(9,588)
Forfeiture of Class B Common Shares	—	—	(41,833)	(4)	(4)	—	—
Accretion to Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,969)	(32,188,492)	(32,212,461)
Net loss	—	—	—	—	—	(7,833,511)	(7,833,511)
Balance - June 30, 2021 (unaudited)	—	$—	10,308,167	$1,031	$(8)	$(40,056,561)	$(40,055,560)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from February
	For the Six	10, 2021
	Months Ended	(inception) through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$25,597,113	$(7,868,069)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(13,705,723)	2,429,299
Gain from settlement of deferred underwriting commissions	(12,026,137)	—
Offering costs associated with derivative warrant liabilities	—	799,221
Loss upon issuance of private placement warrants	—	4,024,027
Income from investments held in the Trust Account	(509,451)	38,081
Changes in operating assets and liabilities:
Prepaid expenses	275,750	(1,279,469)
Accounts payable	(22,783)	37,275
Accrued expenses	127,919	374,943
Net cash used in operating activities	(263,312)	(1,444,692)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(343,603,910)
Net cash used in investing activities	—	(343,603,910)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	—	25,000
Proceeds from note payable and advances from related party	—	1,200,000
Proceeds from note payable and advances from related party	—	(1,200,000)
Proceeds received from initial public offering	—	343,603,910
Proceeds received from private placement	—	12,072,078
Offering costs paid	—	(7,578,716)
Net cash provided by financing activities	—	348,122,272

Net change in cash	(263,312)	3,073,670

Cash - beginning of the period	2,969,044
Cash - ending of the period	$2,705,732	$3,073,670

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$36,720
Offering costs included in accrued expenses	$—	$12,026,137

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from February 10, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is CAT Sponsor LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 17, 2021. On May 20, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriter a 45-day option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments. On June 3, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 4,360,391 Units generating gross proceeds of approximately $43.6 million (the “Over-Allotment”). The underwriter forfeited the balance of the option. The Company incurred additional offering costs of approximately $2.4 million in connection with the Over-Allotment (of which approximately $1.5 million was for deferred underwriting fees). On June 29, 2022, the Company and the underwriter entered into an agreement pursuant to which the underwriter waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company provides its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. On June 29, 2022 the underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5). Accordingly, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $2.7 million in its operating bank account and working capital of approximately $2.5 million.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), proceeds of $300,000 under the Note (as defined in Note 4) and proceeds of $900,000 under the Second Note (as defined in Note 3). The Company repaid the Note balance of $300,000 upon closing of the Initial Public Offering. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 3). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 20, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 25, 2022 which contains the audited condensed financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 or December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2022 and December 31, 2021, the recorded values of cash and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 26,992,209 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended		For The Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$12,532,877	$3,759,863	$19,690,087	$5,907,026

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,360,391	10,308,117	34,360,391	10,308,117

Basic and diluted net income per ordinary share	$0.36	$0.36	$0.57	$0.57

	For The Three Months Ended		For the Period from February 10, 2021
	June 30, 2021		(Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Basic net loss per ordinary share:
Numerator:
Allocation of net loss	$(4,838,243)	$(2,995,268)	$(4,274,997)	$(3,593,072)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,187,813	9,402,498	9,802,063	8,238,491

Basic and diluted net loss per ordinary share	$(0.32)	$(0.32)	$(0.44)	$(0.44)

Income Taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 20, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions. The Company granted the underwriter a 45-day option from the date of the prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On June 3, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 4,360,391 Units generating gross proceeds of approximately $43.6 million. The underwriter forfeited the balance of the option. The Company incurred additional offering costs of approximately $2.4 million in connection with the Over-Allotment (of which approximately $1.5 million was for deferred underwriting fees). On June 29, 2022, the Company and the underwriter entered into an agreement pursuant to which the underwriter waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination.

Each Unit consists of one Class A ordinary share and one-fifth of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On February 26, 2021, the Sponsor and Catalyst Partners Foundation, a charitable foundation, paid an aggregate of $25,000 to purchase 13,800,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On March 11, 2021, the Sponsor transferred an aggregate of 3,085,714 Founder Shares to certain members of the management team and the board of directors. In May 2021, certain of the Initial Shareholders surrendered, for no consideration, an aggregate of 3,450,000 Founder Shares, which the Company cancelled, resulting in an aggregate of 10,350,000 Founder Shares outstanding and held by the Initial Shareholders. The Sponsor and Catalyst Partners Foundation agreed to forfeit 1,215,000 and 135,000 Founder Shares, respectively, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriter. On June 3, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 4,360,391 Units and forfeited the balance of the option. As a result, 37,695 Founder Shares and 4,188 Founder Shares were forfeited by the Sponsor and the Foundation, respectively.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.60 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $10,000, respectively, under this agreement. For the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company incurred expenses of $60,000 and $10,000, respectively, under this agreement. As of June 30, 2022 and December 31, 2021, the Company had $130,000 and $70,000 accrued for services in connection with such agreement on the accompanying balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2022 and December 31, 2021.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $6.9 million in the aggregate, in connection with the closing of the Initial Public Offering and the issuance and sale of the Over-Allotment Units. In addition, $0.35 per unit, or approximately $12.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions in connection with the Initial Public Offering and the issuance and sale of the Over-Allotment Units. On June 29, 2022, the Company and the underwriter entered into an agreement pursuant to which the underwriter waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination, resulting in a gain from settlement of deferred underwriting commissions of approximately $12.0 million.

NOTE 6. WARRANTS

As of June 30, 2022 and December 31, 2021, the Company had 6,872,078 Public Warrants and 20,120,131 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,360,391 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following:

Gross proceeds from Initial Public Offering	$343,603,910
Less:
Fair value of Public Warrants at issuance	(13,331,831)
Offering costs allocated at Class A ordinary shares subject to possible redemption	(18,880,630)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,212,461
Class A ordinary shares subject to possible redemption at December 31, 2021	343,603,910
Increase in redemption value of Class A common stock subject to possible redemption	457,655
Class A common stock subject to possible redemption at June 30, 2022	$344,061,565

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000 shares of Class A ordinary shares with a par value of $.0001 per share. As of June 30, 2022 and December 31, 2021, all Class A ordinary shares issued or outstanding are subject to possible redemption and as such are classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 10,308,117 Class B ordinary shares issued and outstanding (see Note 3).

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$344,161,565	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,443,136	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$721,223

December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$343,652,115	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,908,614	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$9,961,468

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in July 2021. There were no other transfers to/from Levels 1, 2, and 3 during the period from February 10, 2021 (inception) through June 30, 2022.

Level 1 instruments include investments in U.S Treasury securities and derivative warrant liabilities (Public Warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants is measured using an Option Pricing Method. The initial fair value of the Private Placement Warrants is measured using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. For the three and six months ended June 30, 2022, the Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of $4.1 million and $13.7 million, respectively, presented as change in fair value of derivative warrant liabilities. For the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company recognized a charge to the condensed unaudited statements of operations resulting from an increase in the fair value of liabilities of $2.4 million presented as change in fair value of derivative warrant liabilities and approximately of $4.0 million loss on issuance of private placement warrants on the accompanying unaudited condensed statements of operations.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	June 30, 2022	December 31, 2021
Exercise price	$20.00	$20.00
Stock price	$9.75	$9.74
Volatility	13.0%	26.0%
Term (years)	5.00	5.00
Estimate time to consummation of Business Combination (years)	0.08	0.38
Risk-free rate	3.01%	1.26%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2022, is summarized below.

Derivative warrant liabilities at December 31, 2021	$9,961,468
Change in fair value of derivative warrant liabilities	(7,530,935)
Derivative warrant liabilities at March 31, 2022	2,430,533
Change in fair value of derivative warrant liabilities	(1,709,310)
Derivative warrant liabilities at June 30, 2022	$721,223

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from February 10, 2021 (inception) through June 30, 2022 related to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s sponsor is CAT Sponsor LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 17, 2021. On May 20, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.3 million, of which $10.5 million was for deferred underwriting commissions (see Note 5). The Company granted the underwriter a 45-day option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments. On June 3, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 4,360,391 Units generating gross proceeds of approximately $43.6 million (the “Over-Allotment”). The underwriter forfeited the balance of the option. The Company incurred additional offering costs of approximately $2.4 million in connection with the Over-Allotment (of which approximately $1.5 million was for deferred underwriting fees). On June 29, 2022, the Company and the underwriter entered into an agreement pursuant to which the underwriter waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination.

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

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. On June 29, 2022, the underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5). Accordingly, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended June 30, 2022, we had a net income of approximately $16,293,000, which consisted of approximately $12,026,000 in gain from settlement of deferred underwriting commissions, approximately  $500,000 income from investments held in the Trust Account and approximately $4,057,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities, which was offset by approximately $261,000 of general and administrative expenses, and $30,000 of general and administrative expenses - related party.

For the three months ended June 30, 2021, we had a net loss of approximately $7,834,000 which consisted of general and administrative expenses of approximately $533,000, general and administrative expense - related party of $10,000, offering costs of approximately $799,000, loss from investments held in trust of approximately $38,000, change in fair value of derivative warrant liabilities of approximately $2,429,000, and loss upon issuance of private placement warrants of approximately $4,024,000.

For the six months ended June 30, 2022, we had a net income of approximately $25,597,000, which consisted of approximately $12,026,000 in gain from settlement of deferred underwriting commissions, approximately $509,000 income from investments held in the Trust Account and approximately $13,706,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities, which was offset by approximately $584,000 of general and administrative expenses, and $60,000 of general and administrative expenses - related party.

For the period from February 10, 2021 (inception) through June 30, 2021, we had a net loss of approximately $7.9 million which consisted of general and administrative expenses of approximately $567,000, general and administrative expense - related party of $10,000, offering costs of approximately $799,000, loss from investments held in trust of approximately $38,000, change in fair value of derivative warrant liabilities of approximately $2,429,000, and loss upon issuance of private placement warrants of approximately $4,024,000.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $2.7 million in its operating bank account and working capital of approximately $2.5 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), proceeds of $300,000 under the Note (as defined in Note 4) and proceeds of $900,000 under the Second Note (as defined in Note 4). The Company repaid the Note balance of $300,000 upon closing of the Initial Public Offering. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 20, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Other Contractual Obligations

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $10,000, respectively, under this agreement. For the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company incurred expenses of $60,000 and $10,000, respectively, under this agreement. As of June 30, 2022 and December 31, 2021, the Company had $130,000 and $70,000 accrued for services in connection with such agreement on the accompanying balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2022 and December 31, 2021.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $6.9 million in the aggregate, in connection with the closing of the Initial Public Offering and the issuance and sale of the Over-Allotment Units. In addition, $0.35 per unit, or approximately $12.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions in connection with the Initial Public Offering and the issuance and sale of the Over-Allotment Units. On June 29, 2022, the Company and the underwriter entered into an agreement pursuant to which the underwriter waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination, resulting in a gain from settlement of deferred underwriting commissions of approximately $12.0 million.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 26,992,209 Class A ordinary shares since their inclusion would be anti- dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2021, the Sponsor and Catalyst Partners Foundation, a charitable foundation, paid an aggregate of $25,000 to purchase 13,800,000 Founder Shares. On March 11, 2021, the Sponsor transferred an aggregate of 3,085,714 Founder Shares to certain members of the management team and the board of directors. In May 2021, certain of the Initial Shareholders surrendered, for no consideration, an aggregate of 3,450,000 Founder Shares, which the Company cancelled, resulting in an aggregate of 10,350,000 Founder Shares outstanding and held by the Initial Shareholders. The Sponsor and Catalyst Partners Foundation agreed to forfeit 1,215,000 and 135,000 Founder Shares, respectively, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriter. On June 3, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 4,360,391 Units and forfeited the balance of the option. As a result, 37,695 Founder Shares and 4,188 Founder Shares were forfeited by the Sponsor and the Foundation, respectively.

On May 20, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million. The Company granted the underwriter a 45-day option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments. On June 3, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 4,360,391 Units generating gross proceeds of approximately $43.6 million. The underwriter forfeited the balance of the option. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 18,666,667 Private Placement Warrants at a price of $0.60 per Private Placement Warrant to the Sponsor, generating proceeds of $11.2 million. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants at $0.60 per Private Placement Warrant, generating additional gross proceeds of approximately $872,000.

Of the gross proceeds received from the Initial Public Offering, including the partial exercise of the Over-Allotment option, and the sale of the Private Placement Warrants, $343,603,910.00 was placed in the Trust Account. We paid a total of $6,861,278.20 in underwriting discounts and commissions related to the Initial Public Offering (including in connection the exercise of the over-allotment option). In addition, the underwriter agreed to defer $12,007,236.85 in underwriting discounts and commissions (including those attributable to the Units sold in connection the exercise of the over-allotment option). On June 29, 2022, the Company and the underwriter entered into an agreement pursuant to which the underwriter waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2022	CATALYST PARTNERS ACQUISITION CORP.

	By:	/s/ James I. Cash
	Name:	Dr. James I. Cash
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2022

	By:	/s/ Paul Fielding
	Name:	Paul Fielding
	Title:	Chief Operating Officer (Principal Financial and Accounting Officer)