Form 10-Q
period 2022-09-30
Catalyst Partners Acquisition Corp.
filed 2022-11-09
CIK 1848410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 34,603,910 Class A ordinary shares, par value $0.0001 per share, and 10,308,117 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CATALYST PARTNERS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from February 10, 2021 (Inception) Through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 10, 2021 (Inception) Through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 10, 2021(Inception) Through September 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CATALYST PARTNERS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$2,567,833	$2,969,044
Prepaid expenses	433,293	892,418
Total current assets	3,001,126	3,861,462
Investments held in Trust Account	345,835,477	343,652,115
Total Assets	$348,836,603	$347,513,577

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$20,409	$124,021
Accrued expenses	765,855	596,138
Total current liabilities	786,264	720,159
Derivative warrant liabilities	1,282,395	15,870,082
Deferred underwriting commissions in connection with the initial public offering	—	12,026,137
Total liabilities	2,068,659	28,616,378

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 34,360,391 shares at redemption value of approximately $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	345,735,477	343,603,910

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 10,308,117 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,031	1,031
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	1,031,436	(24,707,742)
Total shareholders’ deficit	1,032,467	(24,706,711)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$348,836,603	$347,513,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period from
	For The Three Months Ended		For the Nine	February 10, 2021
	September 30,		Months Ended	(Inception) Through
	2022	2021	September 30, 2022	September 30, 2021
General and administrative expenses	$252,244	$353,878	$836,441	$921,319
General and administrative expenses - related party	30,000	30,000	90,000	40,000
Loss from operations	(282,244)	(383,878)	(926,441)	(961,319)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	—	—	(799,221)
Income from investments held in Trust Account	1,673,912	51,544	2,183,363	13,463
Change in fair value of derivative warrant liabilities	881,964	13,984,713	14,587,686	11,555,414
Gain from settlement of deferred underwriting commissions	—	—	12,026,137	—
Loss upon issuance of private placement warrants	—	—	—	(4,024,027)
Net income	$2,273,632	$13,652,379	$27,870,745	$5,784,310

Weighted average number outstanding of Class A ordinary shares, basic and diluted	34,360,391	34,360,391	34,360,391	20,936,622
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.31	$0.62	$0.19
Basic weighted average number outstanding of Class B ordinary shares	10,308,117	10,308,117	10,308,117	9,723,383
Diluted weighted average number outstanding of Class B ordinary shares	10,308,117	10,308,117	10,308,117	10,308,117
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.31	$0.62	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2022

							Total
	Ordinary Shares				Additional		Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	—	$—	10,308,117	$1,031	$—	$(24,707,742)	$(24,706,711)
Net income	—	—	—	—	—	9,304,373	9,304,373
Balance - March 31, 2022 (Unaudited)	—	—	10,308,117	1,031	—	(15,403,369)	(15,402,338)
Net income	—	—	—	—	—	16,292,740	16,292,740
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(457,655)	(457,655)
Balance - June 30, 2022 (Unaudited)	—	—	10,308,117	1,031	—	431,716	432,747
Net income	—	—	—	—	—	2,273,632	2,273,632
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,673,912)	(1,673,912)
Balance – September 30, 2022 (Unaudited)	—	$—	10,308,117	$1,031	$—	$1,031,436	$1,032,467

For the Three Months Ended September 30, 2021 and for The Period From

February 10, 2021 (Inception) Through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the initial shareholders	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(34,558)	(34,588)
Balance - March 31, 2021 (unaudited)	—	—	10,350,000	1,035	23,965	(34,558)	(9,588)
Forfeiture of Class B Common Shares	—	—	(41,833)	(4)	4	—	—
Accretion to Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,969)	(32,188,492)	(32,212,461)
Net loss	—	—	—	—	—	(7,833,511)	(7,833,511)
Balance - June 30, 2021 (unaudited)	—	—	10,308,167	1,031	—	(40,056,561)	(40,055,560)
Net income	—	—	—	—	—	13,652,379	13,652,379
Balance - September 30, 2021 (unaudited)	—	$—	10,308,167	$1,031	$—	$(26,404,182)	$(26,403,181)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CATALYST PARTNERS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from February
	For the Nine	10, 2021
	Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$27,870,745	$5,784,310
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(14,587,686)	(10,790,029)
Gain from settlement of deferred underwriting commissions	(12,026,137)	—
Loss upon issuance of private placement warrants	—	4,024,027
Income from investments held in the Trust Account	(2,183,363)	(13,463)
Changes in operating assets and liabilities:
Prepaid expenses	459,125	(1,084,377)
Accounts payable	(103,612)	47,450
Accrued expenses	169,717	475,552
Net cash used in operating activities	(401,211)	(1,556,530)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(343,603,910)
Net cash used in investing activities	—	(343,603,910)

Cash Flows from Financing Activities:
Proceeds from note payable and advances from related party	—	1,200,000
Repayment of note payable and advances from related party	—	(1,200,000)
Proceeds received from initial public offering	—	343,603,910
Proceeds received from private placement	—	12,072,078
Offering costs paid	—	(7,544,879)
Net cash provided by financing activities	—	348,131,109

Net change in cash	(401,211)	2,970,669

Cash - beginning of the period	2,969,044
Cash - ending of the period	$2,567,833	$2,970,669

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$75,000
Deferred underwriting commissions in connection with the initial public offering	$—	$12,026,137

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 10, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $2.6 million in its operating bank account and working capital of approximately $2.2 million.

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), proceeds of $300,000 under the Note (as defined in Note 4) and proceeds of $900,000 under the Second Note (as defined in Note 3). The Company repaid the Note balance of $300,000 upon closing of the Initial Public Offering. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 3). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 25, 2022 which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future period.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 or December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2022 and December 31, 2021, the recorded values of cash and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 26,992,209 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,748,948	$524,684	$21,439,034	$6,431,710

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,360,391	10,308,117	34,360,391	10,308,117

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.62	$0.62

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Three Months Ended		For the Period from February 10, 2021
	September 30, 2021		(Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$10,501,830	$3,150,549	$3,949,899	$1,834,411

Denominator:
Basic weighted average ordinary shares outstanding	34,360,391	10,308,117	20,936,622	9,723,383

Diluted weighted average ordinary shares outstanding	34,360,391	10,308,117	20,936,622	10,308,117

Basic and diluted net income per ordinary share	$0.31	$0.31	$0.19	$0.19

Income Taxes

FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31,2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.60 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement. For the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company incurred expenses of $90,000 and $40,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, the Company had $160,000 and $70,000 accrued for services in connection with such agreement on the accompanying balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2022 and December 31, 2021.

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

NOTE 6. WARRANTS

As of September 30, 2022 and December 31, 2021, the Company had 6,872,078 Public Warrants and 20,120,131 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,360,391 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following:

Gross proceeds from Initial Public Offering	$343,603,910
Less:
Fair value of Public Warrants at issuance	(13,331,831)
Offering costs allocated at Class A ordinary shares subject to possible redemption	(18,880,630)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,212,461
Class A ordinary shares subject to possible redemption at December 31, 2021	343,603,910
Increase in redemption value of Class A common stock subject to possible redemption	457,655
Class A common stock subject to possible redemption at June 30, 2022	344,061,565
Increase in redemption value of Class A common stock subject to possible redemption	1,673,912
Class A common stock subject to possible redemption at September 30, 2022	$345,735,477

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000 shares of Class A ordinary shares with a par value of $.0001 per share. As of September 30, 2022 and December 31, 2021, all Class A ordinary shares issued or outstanding are subject to possible redemption and as such are classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 10,308,117 Class B ordinary shares issued and outstanding (see Note 3).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Bill	$345,835,477	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$830,147	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$452,248

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Bill	$343,652,115	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,908,614	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$9,961,468

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in July 2021. There were no other transfers to/from Levels 1, 2, and 3 during the period from February 10, 2021 (inception) through September 30, 2022.

Level 1 instruments include investments in U.S Treasury Bill and derivative warrant liabilities (Public Warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants is measured using an Option Pricing Method. The initial fair value of the Private Placement Warrants is measured using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. For the three and nine months ended September 30, 2022, the Company recognized a gain/(loss) to the statement of operations resulting from a decrease/(increase) in the fair value of liabilities of $1.7 million and $2.2 million, respectively, presented as change in fair value of derivative warrant liabilities. For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company recognized a gain/(loss) to the condensed unaudited statements of operations resulting from a decrease/(increase) in the fair value of liabilities of $14.0 million and $11.6 million, respectively, presented as change in fair value of derivative warrant liabilities.

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

	September 30, 2022	December 31, 2021
Exercise price	$20.00	$20.00
Stock price	$9.84	$9.74
Volatility	11.0%	26.0%
Term (years)	5.00	5.00
Estimate time to consummation of Business Combination (years)	0.64	0.38
Risk-free rate	4.06%	1.26%
Dividend yield	0.0%	0.0%

CATALYST PARTNERS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the warrant liabilities measured utilizing Level 3 inputs for the nine months ended September 30, 2022, is summarized below.

Derivative warrant liabilities at December 31, 2021	$9,961,468
Change in fair value of derivative warrant liabilities	(7,530,935)
Derivative warrant liabilities at March 31, 2022	2,430,533
Change in fair value of derivative warrant liabilities	(1,709,310)
Derivative warrant liabilities at June 30, 2022	721,223
Change in fair value of derivative warrant liabilities	(268,975)
Derivative warrant liabilities at September 30, 2022	$452,248

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 10, 2021 (inception) through September 30, 2022 related to the Company’s formation the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2022, we had a net income of approximately $2,273,000, approximately $1,674,000 income from investments held in the Trust Account and approximately $882,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities, which was offset by approximately $252,000 of general and administrative expenses, and $30,000 of general and administrative expenses - related party.

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

For the nine months ended September 30, 2022, we had a net income of approximately $27,871,000, which consisted of approximately $12,026,000 in gain from settlement of deferred underwriting commissions, approximately $2,183,000 income from investments held in the Trust Account and approximately $14,588,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities, which was offset by approximately $836,000 of general and administrative expenses, and $90,000 of general and administrative expenses - related party.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $2.6 million in its operating bank account and working capital of approximately $2.2 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), proceeds of $300,000 under the Note (as defined in Note 4) and proceeds of $900,000 under the Second Note (as defined in Note 4). The Company repaid the Note balance of $300,000 upon closing of the Initial Public Offering. On June 3, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 1,453,464 Private Warrants. The purchase price of approximately $872,000 for the additional Private Warrants offset a portion of the $900,000 outstanding under the Second Note, and the remainder of the balance under the Second Note was repaid on June 3, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Other Contractual Obligations

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or its liquidation, the Company agreed to reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement. For the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company incurred expenses of $90,000 and $40,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, the Company had $160,000 and $70,000 accrued for services in connection with such agreement on the accompanying balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2022 and December 31, 2021.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 26,992,209 Class A ordinary shares since their inclusion would be anti- dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language

*Filed herewith.

**Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2022	CATALYST PARTNERS ACQUISITION CORP.

	By:	/s/ James I. Cash
	Name:	Dr. James I. Cash
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2022

	By:	/s/ Paul Fielding
	Name:	Paul Fielding
	Title:	Chief Operating Officer (Principal Financial and Accounting Officer)